Form 10-K
period 2014-12-31
CNH Equipment Trust 2013-C
filed 2015-03-30
CIK 1584363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-185337-03

CNH EQUIPMENT TRUST 2013-C

(Exact name of issuing entity as specified in its charter)

CIK Number of issuing entity: 0001584363

Commission File Number of depositor: 333-185337

CNH CAPITAL RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

CIK Number of depositor: 0001115252

CNH INDUSTRIAL CAPITAL AMERICA LLC

(Exact name of sponsor as specified in its charter)

CIK Number of sponsor: 0001540092

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

Item 1117 of Regulation AB. Legal Proceedings.

Except as disclosed in the following paragraph, the registrant knows of no material pending legal proceedings or material legal proceedings contemplated by governmental authorities against any of the parties or property for which Item 1117 of Regulation AB would require disclosure.

Deutsche Bank Trust Company Americas (“DB Trust”), as the indenture trustee, has provided the following information for inclusion in the registrant’s Securities Exchange Act filings:

“DB Trust has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities (“RMBS”) trusts. On June 18, 2014, a group of investors (“Plaintiff Investors”) filed a civil action against DB Trust and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DB Trust’s and DBNTC’s alleged failure to perform their obligations as trustees for the trusts (the “NY Derivative Action”). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DB Trust and DBNTC in the United States District Court for the Southern District of New York (the “SDNY Action”), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DB Trust is vigorously defending the SDNY Action.”

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of New Holland Credit Company, LLC (“NHCC”) and Deutsche Bank Trust Company Americas (“DB”) (each, a “Servicing Participant”) have been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”). The Report on Assessment provided by NHCC and the Report on Assessment provided by DB are dated as of March 30, 2015 and  February 27, 2015, respectively, and as of and for a period consisting of the twelve months ended December 31, 2014. Each Report on Assessment is attached as an exhibit to this Form 10-K.

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

March 30, 2015

CNH EQUIPMENT TRUST 2013-C

By:	New Holland Credit Company, LLC, as Servicer

By:	/s/ Brett D. Davis
Name:	Brett D. Davis
Title:	President (senior officer in charge of the servicing function)

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