Form 10-K
period 2015-12-31
CNH Equipment Trust 2013-C
filed 2016-03-29
CIK 1584363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

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

(630) 887-5451
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

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments. Not Applicable.

Item 4.	Mine Safety Disclosures. Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other Information. None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)                                                                                 (1)                                 Not applicable.

(2)                                 Not applicable.

(3)                                 The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)                                 Exhibits.

Exhibit Number	Description

Exhibit 3.1:	Certificate of Formation of CNH Capital Receivables LLC (Filed as Exhibit 3(a) to registrant’s Form S-3 filed on December 7, 2012, and incorporated herein by reference).

Exhibit 3.2:	Limited Liability Company Agreement of CNH Capital Receivables LLC (Filed as Exhibit 3(b) to registrant’s Form S-3 filed on December 7, 2012, and incorporated herein by reference).

Exhibit Number	Description

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

Deutsche Bank Trust Company Americas (“DBTCA”), as the indenture trustee, has provided the following information for inclusion in the registrant’s Securities Exchange Act filings (in the following, Deutsche Bank National Trust Company is referred to as “DBNTC”):

“On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction.  Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the “IKB Action”).  The claims in the IKB Action appear to be substantively similar to the SDNY Action.  The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts.  DBTCA intends to vigorously defend the IKB Action.”

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of New Holland Credit Company, LLC (“NHCC”), as Servicer, and Deutsche Bank Trust Company Americas (“DB”), as Indenture Trustee, (each, a “Servicing Participant”) have been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) , which for DB are all servicing criteria set forth in Item 1122(d), except for Items 1122(d)(4)(iv) — 1122(d)(4)(xiv), and which for NHCC are all servicing criteria set forth in Item 1122(d), except for Items 1122 (d)(1)(iii), 1122 (d)(1)(iv), 1122 (d)(2)(ii), 1122 (d)(2)(iii), 1122(d)(2)(vi), 1122 (d)(4)(x), 1122 (d)(4)(xi), 1122 (d)(4)(xii), 1122 (d)(4)(xiii), and 1122 (d)(4)(xv). The Report on Assessment provided by NHCC and the Report on Assessment provided by DB are dated as of March 29, 2016 and February 26, 2016, respectively, and as of and for a period consisting of the twelve months ended December 31, 2015. Each Report on Assessment is attached as an exhibit to this Form 10-K.

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

March 29, 2016

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