Form 10-K
period 2016-12-31
CNH Equipment Trust 2013-C
filed 2017-03-29
CIK 1584363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

“DBTCA and DBNTC have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing

Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss.  On March 22, 2016, plaintiffs filed an amended complaint in federal court.  In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.   The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain.  On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint.  On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed.  On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty.  On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed.  On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers.  Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts.  On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant.  The amended complaint asserts three causes of action:  breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest.  Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts.  The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain.  On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action.  On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike.  Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  Certain limited discovery is permitted to go forward while the motion to dismiss is pending.”

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of New Holland Credit Company, LLC (“NHCC”), as Servicer, and Deutsche Bank Trust Company Americas (“DB”), as Indenture Trustee, (each, a “Servicing Participant”) have been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) , which for DB are all servicing criteria set forth in Item 1122(d), except for Items 1122(d)(4)(iv) — 1122(d)(4)(xiv), and which for NHCC are all servicing criteria set forth in Item 1122(d), except for Items 1122 (d)(1)(iii), 1122 (d)(1)(iv), 1122 (d)(2)(ii), 1122 (d)(2)(iii), 1122(d)(2)(vi), 1122 (d)(4)(x), 1122 (d)(4)(xi), 1122 (d)(4)(xii), 1122 (d)(4)(xiii), and 1122 (d)(4)(xv). The Report on Assessment provided by NHCC and the Report on Assessment provided by DB are dated as of March 27, 2017 and February 24, 2017, respectively, and as of and for a period consisting of the twelve months ended December 31, 2016. Each Report on Assessment is attached as an exhibit to this Form 10-K.

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

March 29, 2017

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